Form 10QSB
period 1996-03-31
ENEX OIL & GAS INCOME PROGRAM IV SERIES 5 LP
filed 1996-05-14
CIK 861063

United States
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                  FORM 10-QSB


             [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1996

                                      OR

            [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

        For the transition period from...............to...............

                        Commission file number 0-18329

               ENEX OIL & GAS INCOME PROGRAM IV - SERIES 5, L.P.
       (Exact name of small business issuer as specified in its charter)

                   New Jersey                          76-0251424
         (State or other jurisdiction of            (I.R.S. Employer
         incorporation or organization)            Identification No.)

                        Suite 200, Three Kingwood Place
                            Kingwood, Texas  77339
                   (Address of principal executive offices)

                  Issuer's telephone number   (713) 358-8401


      Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                               Yes x      No

                              PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ENEX OIL & GAS INCOME PROGRAM IV - SERIES 5, L.P.
BALANCE SHEET
- -------------------------------------------------------------------------------

                                                                  MARCH 31,
ASSETS                                                              1996
                                                               ------------
                                                                (Unaudited)
CURRENT ASSETS:
  Cash                                                          $      18,103
  Accounts receivable - oil & gas sales                                50,318
  Other current assets                                                  2,431
                                                                --------------

Total current assets                                                   70,852
                                                                --------------

OIL & GAS PROPERTIES
  (Successful efforts accounting method) - Proved
   mineral interests and related equipment & facilities             2,206,638
  Less  accumulated depreciation and depletion                      1,930,098
                                                                --------------

Property, net                                                         276,540
                                                                --------------


TOTAL                                                           $     347,392
                                                                ==============

LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable                                             $      39,453
   Payable to general partner                                           2,378
                                                                --------------

Total current liabilities                                              41,831
                                                                --------------

PARTNERS' CAPITAL:
   Limited partners                                                   277,751
   General partner                                                     27,810
                                                                --------------

Total partners' capital                                               305,561
                                                                --------------

TOTAL                                                           $     347,392
                                                                ===============




See accompanying notes to financial statements.
- ------------------------------------------------------------------------------

ENEX OIL & GAS INCOME PROGRAM IV - SERIES 5, L.P.
STATEMENTS OF OPERATIONS
- -------------------------------------------------------------------------------


(UNAUDITED)                                    THREE MONTHS ENDED
                                          -------------------------

                                            MARCH 31,     MARCH 31,
                                              1996           1995
                                          -----------    -----------

REVENUES:
  Oil and gas sales                       $   74,622         80,824
                                          -----------    -----------

EXPENSES:
  Depreciation and depletion                  16,074         26,482
  Lease operating expenses                    36,476         52,117
  Production taxes                             5,577          5,503
  General and administrative                   5,852          4,968
                                          -----------    -----------

Total expenses                                63,979         89,070
                                          -----------    -----------

NET INCOME (LOSS)                         $   10,643         (8,246)
                                          ===========    ===========



See accompanying notes to financial statements.
- -------------------------------------------------------------------------------

ENEX OIL AND GAS INCOME PROGRAM IV SERIES 5, L.P.
STATEMENTS OF CASH FLOWS

(UNAUDITED)
                                                       THREE MONTHS ENDED

                                                  MARCH 31,          MARCH 31,
                                                    1996               1995
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                               $   10,643        $   (8,246)

Adjustments to reconcile net income (loss) to net
 cash provided by operating
   activities:
  Depreciation, depletion and amortization           16,074            26,482
(Increase) decrease in:
  Accounts receivable - oil & gas sales               1,240             6,174
  Other current assets                                  361              (494)
(Decrease) in:
   Accounts payable                                  (5,693)           (5,656)
   Payable to general partner                       (18,955)           (1,278)

Total adjustments                                    (6,973)           25,228

Net cash provided by operating activities             3,670            16,982

CASH FLOWS FROM INVESTING ACTIVITIES:
    Property (additions) credits - development costs   (791)            2,092


CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                                (6,461)           (6,461)

NET INCREASE (DECREASE) IN CASH                      (3,582)           12,613

CASH AT BEGINNING OF YEAR                            21,685             3,812

CASH AT END OF PERIOD                            $   18,103        $   16,425






See accompanying notes to financial statements.

ENEX OIL & GAS INCOME PROGRAM IV - SERIES 5, L.P.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

1. The interim financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods.

2. A cash distribution was made to the limited partners of the Company in the amount of $5,813, representing net revenues from the sale of oil and gas produced from properties owned by the Company. This distribution was made on January 31, 1996.

Item 2Management's Discussion and Analysis or Plan of Operation.

First Quarter 1996 Compared to First Quarter 1995

Oil and gas sales for the first quarter decreased from $80,824 in 1995 to $74,622 in 1996. This represents a decrease of $6,202 (8%). Oil sales decreased by $9,549 or 22%. A 29% decrease in oil production reduced sales by $12,972. This decrease was partially offset by an 11% increase in average oil sales prices. Gas sales increased by $3,347 or 9%. A 31% increase in average gas sales prices increased sales by $9,418. This increase was partially offset by a 17% decrease in gas production. The decreases in oil and gas production are primarily a result of natural production declines, which were especially pronounced on the Speary acquisition. The increases in average sales prices correspond with increases in the overall market for the sale of oil and gas.

Lease operating expenses decreased from $52,117 in the first quarter of 1995 to $36,476 in the first quarter of 1996. The decrease of $15,641 or 30% is primarily due to the declines in production, noted above.

Depreciation and depletion expense decreased from $26,482 in the first quarter of 1995 to $16,074 in the first quarter of 1995. This represents a decrease of $10,408 (39%). The changes in production, noted above, caused depreciation and depletion expense to decrease of $6,091. A 21% decrease in the depletion rate caused an additional reduction of $4,317. The rate decrease is primarily due to an upward revision of oil and gas reserves during December 1995.

General and administrative expenses increased from $4,968 in 1995 to $5,852 in 1996. This increase of $884 (18%) is primarily due to $2,585 higher direct expenses incurred byt he Company in 1996, partially offset by less staff time being required to manage the Company's operations.

CAPITAL RESOURCES AND LIQUIDITY

The Company's cash flow from operations is a direct result of the amount of net proceeds realized from the sale of oil and gas production. Accordingly, the changes in cash flow from 1995 to 1996 are primarily due to the changes in oil and gas sales described above. It is the general partner's intention to distribute substantially all of the Company's available cash flow to the Company's partners.

The Company will continue to recover its reserves and distribute to the limited partners the net proceeds realized from the sale of oil and gas production after payment of its debt obligations. Distribution amounts are subject to change if net revenues are greater or less than expected. Nonetheless, the general partner believes the Company will continue to have sufficient cash flow to fund operations and to maintain a regular pattern of distributions.

As of March 31, 1996, the Company had no material commitments for capital expenditures. The Company does not intend to engage in any significant developmental drilling activity.

                           PART II. OTHER INFORMATION

  Item 1.         Legal proceedings.

                  None

  Item 2.         Changes in Securities.

                  None

  Item 3.         Defaults upon Senior Securities.

                  Not Applicable

  Item 4.         Submission of Matters to a Vote of Security Holders.

                  Not Applicable

  Item 5.         Other Information.

                  Not Applicable

  Item 6.         Exhibits and Reports on Form 8-K.

                  (a)  There are no exhibits to this report.

                  (b) The  Company  filed  no  reports  on Form  8-K
                      during the quarter ended March 31, 1996.

                                  SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.


                                                      ENEX OIL & GAS INCOME
                                                     PROGRAM IV - 5, L.P.
                                                     ----------------------
                                                          (Registrant)



                                                  By:ENEX RESOURCES CORPORATION
                                                     --------------------------
                                                         General Partner



                                                  By: /s/ R. E. Densford
                                                      ------------------
                                                          R. E. Densford
                                                    Vice President, Secretary
                                                  Treasurer and Chief Financial
                                                             Officer




May 11, 1996                                      By: /s/ James A. Klein
                                                     -------------------
                                                          James A. Klein
                                                       Controller and Chief
                                                        Accounting Officer