Form 10QSB
period 1996-06-30
ENEX OIL & GAS INCOME PROGRAM IV SERIES 5 LP
filed 1996-08-14
CIK 861063

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996

                                       OR

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For the transition period from....to.....

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

                           Issuer's telephone number:
                                 (713) 358-8401


         Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
                                    Yes x     No

Transitional Small Business Disclosure Format (Check one):

                                    Yes       No x

                              PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ENEX OIL & GAS INCOME PROGRAM IV - SERIES 5, L.P.
BALANCE SHEET
- -----------------------------------------------------------------------------

                                                                     JUNE 30,
ASSETS                                                                 1996
                                                              ----------------
                                                                   (Unaudited)
CURRENT ASSETS:
  Cash                                                        $         42,565
  Accounts receivable - oil & gas sales                                 56,662
  Other current assets                                                   2,427
                                                              -----------------

Total current assets                                                   101,654
                                                              -----------------

OIL & GAS PROPERTIES
  (Successful efforts accounting method) - Proved
   mineral interests and related equipment & facilities              2,213,200
  Less  accumulated depreciation and depletion                       1,952,362
                                                              -----------------

Property, net                                                          260,838
                                                              -----------------

TOTAL                                                         $        362,492
                                                              =================

LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable                                           $         46,266
   Payable to general partner                                            6,915
                                                              -----------------

Total current liabilities                                               53,181
                                                              -----------------

PARTNERS' CAPITAL:
   Limited partners                                                    280,197
   General partner                                                      29,114
                                                              -----------------

Total partners' capital                                                309,311
                                                              -----------------

TOTAL                                                         $        362,492
                                                              =================




See accompanying notes to financial statements.
- ------------------------------------------------------------------------------

ENEX OIL & GAS INCOME PROGRAM IV - SERIES 5, L.P.
STATEMENTS OF OPERATIONS
- ----------------------------------------------------------------------------------------------------------------


(UNAUDITED)                                   QUARTER ENDED                            SIX MONTHS ENDED
                                   -----------------------------------    --------------------------------------

                                       JUNE 30,              JUNE 30,             JUNE 30,             JUNE 30,
                                        1996                  1995                 1996                 1995
                                   --------------    -----------------    -----------------    -----------------

REVENUES:
  Oil, gas and gas plant sales      $     87,403     $         79,977     $        162,025     $        160,801
                                   --------------    -----------------    -----------------    -----------------

EXPENSES:
  Depreciation and depletion              22,264               33,274               38,338               59,756
  Lease operating expenses                33,062               37,130               69,538               89,247
  Production taxes                         7,729                5,682               13,306               11,185
  General and administrative               4,727                4,443               10,579                9,411
                                   --------------    -----------------    -----------------    -----------------

Total expenses                            67,782               80,529              131,761              169,599
                                   --------------    -----------------    -----------------    -----------------

NET INCOME (LOSS)                   $     19,621     $           (552)    $         30,264     $         (8,798)
                                   ==============    =================    =================    =================





See accompanying notes to financial statements.
- ---------------------------------------------------------------------------

ENEX OIL AND GAS INCOME PROGRAM IV SERIES 5, L.P.
STATEMENTS OF CASH FLOWS
- ------------------------------------------------------------------------------------------

(UNAUDITED)
                                                                      SIX MONTHS ENDED
                                                            --------------------------------------------

                                                                  JUNE 30,                JUNE 30,
                                                                    1996                    1995
                                                            -------------------      -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                           $           30,264          $        (8,798)
                                                            -------------------      -------------------

Adjustments to  reconcile  net income  (loss) to net cash  provided by operating activities:
  Depreciation and depletion                                            38,338                   59,756
(Increase) decrease in:
  Accounts receivable - oil & gas sales                                 (5,104)                   7,542
  Receivable from affiliated partnership                                     -                   (1,682)
  Other current assets                                                     365                   (2,125)
(Decrease) in:
   Accounts payable                                                      1,120                   (2,081)
   Payable to affiliated partnership                                         -                     (116)
   Payable to general partner                                          (14,418)                 (23,325)
                                                            -------------------      -------------------

Total adjustments                                                       20,301                   37,969
                                                            -------------------      -------------------

Net cash provided by operating activities                               50,565                   29,171
                                                            -------------------      -------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Property (additions) credits - development costs                    (7,353)                   4,736
                                                            -------------------      -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                                                  (22,332)                 (16,623)
                                                            -------------------      -------------------

NET INCREASE IN CASH                                                    20,880                   17,284

CASH AT BEGINNING OF YEAR                                               21,685                    3,812
                                                            -------------------      -------------------

CASH AT END OF PERIOD                                       $           42,565         $         21,096
                                                            ===================      ===================




See accompanying notes to financial statements.
- --------------------------------------------------------------------------

ENEX OIL & GAS INCOME PROGRAM IV - SERIES 5, L.P.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

1. The interim financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods.

2. A cash distribution was made to the limited partners of the Company in the amount of $11,728, representing net revenues from the sale of oil and gas produced from properties owned by the Company. This distribution was made on April 30, 1996.

3.) On August 9, 1996, the Company's General Partner submitted preliminary proxy material to the Securities Exchange Commission with respect to a proposed consolidation of the Company with 33 other managed limited partnerships. The terms and conditions of the proposed consolidation are set forth in such preliminary proxy material.

Item 2.  Management's Discussion and Analysis or Plan of Operation.

Second Quarter 1995 Compared to Second Quarter 1996

Oil, gas and gas plant sales for the second quarter increased to $87,403 in 1996 from $79,977 in 1995. This represents an increase of $7,426 (9%). Oil sales decreased by $8,014 or 21%. A 14% decrease in oil production reduced sales by $5,421. An 8% decrease in the average oil sales price reduced sales by an additional $2,593. Gas sales increased by $25,393 (82%). A 16% increase in gas production increased sales by $5,036. A 57% increase in the average gas sales price increased sales by an additional $20,357. Sales of plant products decreased by $9,953 (98%). A 99% decrease in the production of plant products reduced sales by $10,082. This decrease was partially offset by a 115% increase in the average plant product sales price. The decrease in oil production was primarily due to natural production declines. The increase in gas production was due to increased production from the Speary acquisition on which a compressor had been reworked. The lower production of plant products was due to the recognition of back revenues from the Kalkaska gas plant in the second quarter of 1995. The higher average plant product sales price was primarily due to recognition of back revenues from the Kalkaska gas plant in the second quarter of 1995, which had a relatively lower sales price. The decrease in the average oil sales price was the result of relatively lower production from properties with a relatively higher sales price, partially offset by higher prices in the overall market for the sale of oil. The higher average gas sales price was primarily the result of increased production from the Speary acquisition, which has a relatively higher gas sales price, coupled with higher prices in the overall market for the sale of gas.

Lease operating expenses decreased to $33,062 in the second quarter of 1996 from $37,130 in the second quarter of 1995. The decrease of $4,068 (11%) is primarily due to the changes in production, noted above.

Depreciation and depletion expense decreased to $22,264 in the second quarter of 1996 from $33,274 in the second quarter of 1995. This represents a decrease of $11,010 (33%). The changes in production, noted above, reduced depreciation and depletion expense by $8,633. A 10% decrease in the depletion rate reduced depreciation and depletion expense by an additional $2,377. This decrease was partially offset by the changes in production, noted above. The rate decrease is primarily due to an upward revision of oil and gas reserves during December 1995.

General and administrative expenses increased to $4,727 in the second quarter of 1996 from $4,443 in the second quarter of 1995. This increase of $284 (6%) is primarily due to more staff time being required to manage the Company's operations.

First Six Months in 1995 Compared to First Six Months in 1996

Oil, gas and gas plant sales for the first six months increased to $162,025 in 1996 from $160,801 in 1995. This represents a decrease of $1,224 (1%). Oil sales decreased by $15,251 or 19%. A 16% decrease in oil production reduced sales by $12,730. A 4% decrease in the average oil sales price decreased sales by an additional $2,521. Gas sales increased by $28,740 (42%). A

1% decrease in gas production increased sales by $483. A 41% increase in the average gas sales price increased sales by an additional $28,257. Sales of plant products decreased by $12,265 or 96%. A 98% decrease in the production of plant products reduced sales by $12,493. This decrease was partially offset by a 16% increase in the average plant product sales price. The decrease in oil production was primarily due to natural production declines. The increase in gas production was primarily due to increased production from the Speary acquisition on which a compressor was reworked. The lower production of plant products was due to the recognition of back revenues from the Kalkaska gas plant in the second quarter of 1995. The higher average plant product sales price was primarily due to recognition of back revenues from the Kalkaska gas plant in the second quarter of 1995, which had a relatively lower sales price. The decrease in the average oil sales price was primarily the result of relatively lower production from the Speary acquisition which has a relatively higher oil sales price. The higher average gas sales price was primarily the result of increased production from the Speary acquisition, which has a relatively higher gas sales price, coupled with higher prices in the overall gas sales market.

Lease operating expenses decreased to $69,538 in the first six months of 1996 from $89,247 in the first six months of 1995. The decrease of $19,709 is primarily due to the changes in production, noted above, coupled with workover costs incurred on the Speary acquisition in 1995.

Depreciation and depletion expense decreased to $38,338 in the first six months of 1996 from $59,756 in the first six months of 1995. This represents a decrease of $21,418 (36%). The changes in production, noted above, reduced depreciation and depletion expense by $14,766. A 15% decrease in the depletion rate reduced depreciation and depletion by an additional $6,652. The rate decrease is due to an upward revision of oil and gas reserves during December 1995.

General and administrative expenses increased to $10,579 in the first six months of 1996 from $9,411 in the first six months of 1995. This increase of $1,168 (12%) is primarily due to more staff time being required to manage the Company's operations.

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

The Company will continue to recover its reserves and distribute to the limited partners the net proceeds realized from the sale of oil and gas production. Distribution amounts are subject to change if net revenues are greater or less than expected. Nonetheless, the general partner believes the Company will continue to have sufficient cash flow to fund operations and to maintain a regular pattern of distributions.

On August 9, 1996, the Company's General Partner submitted preliminary proxy material to the Securities Exchange Commission with respect to a proposed consolidation of the Company with 33 other managed limited partnerships. The terms and conditions of the proposed consolidation are set forth in such preliminary proxy material.

As of June 30, 1996, the Company had no material commitments for capital expenditures. The Company does not intend to engage in any significant developmental drilling activity.

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

                   (b) The Company filed no reports on Form 8-K during the quarter ended June 30, 1996.

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                   ENEX OIL & GAS INCOME
                                               PROGRAM IV - SERIES 5, L.P.
                                                       (Registrant)



                                               By:ENEX RESOURCES CORPORATION
                                                      General Partner



                                               By: /s/ R. E. Densford
                                                       R. E. Densford
                                                 Vice President, Secretary
                                               Treasurer and Chief Financial
                                                          Officer




August 13, 1996                                By: /s/ James A. Klein
                                                  -------------------
                                                        James A. Klein
                                                    Controller and Chief
                                                     Accounting Officer