Form 10QSB
period 1996-09-30
ENEX OIL & GAS INCOME PROGRAM IV SERIES 5 LP
filed 1996-11-14
CIK 861063

United States
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


                                 FORM 10-QSB


            [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 1996

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
BALANCE SHEET
-------------------------------------------------------------------------------

                                                                  September 30,
ASSETS                                                                 1996
                                                              ----------------
                                                                   (Unaudited)
CURRENT ASSETS:
  Cash                                                        $     42,262
  Accounts receivable - oil & gas sales                             64,214
  Other current assets                                              20,781
                                                              -------------

Total current assets                                               127,257
                                                              -------------

OIL & GAS PROPERTIES
  (Successful efforts accounting method) - Proved
   mineral interests and related equipment & facilities          2,225,839
  Less  accumulated depreciation and depletion                   1,976,132
                                                              -------------

Property, net                                                      249,707
                                                              -------------

TOTAL                                                         $    376,964
                                                              =============

LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable                                           $     42,365
   Payable to general partner                                        4,601
                                                              -------------

Total current liabilities                                           46,966
                                                              -------------

PARTNERS' CAPITAL:
   Limited partners                                                296,436
   General partner                                                  33,562
                                                              -------------

Total partners' capital                                            329,998
                                                              -------------

TOTAL                                                         $    376,964
                                                              =============

Number of $500 Limited Partner units outstanding                     4,561


See accompanying notes to financial statements.
---------------------------------------------------------------------------

ENEX OIL & GAS INCOME PROGRAM IV - SERIES 5, L.P.
STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------


(UNAUDITED)                              QUARTER ENDED                         NINE MONTHS ENDED
                                  --------------------------------------    ----------------------------------------

                                    September 30,        September 30,        September 30,         September 30,
                                        1996                  1995                 1996                  1995
                                  -----------------    -----------------    -----------------    -------------------

REVENUES:
  Oil and gas sales                 $      116,452     $         75,993     $        278,477     $          236,794
                                  -----------------    -----------------    -----------------    -------------------

EXPENSES:
  Depreciation and depletion                23,770               26,492               62,108                 86,248
  Lease operating expenses                  30,811               31,220              100,349                120,467
  Production taxes                           8,932                5,733               22,238                 16,918
  General and administrative                 3,607                4,684               14,186                 14,095
                                  -----------------    -----------------    -----------------    -------------------

Total expenses                              67,120               68,129              198,881                237,728
                                  -----------------    -----------------    -----------------    -------------------

NET INCOME (LOSS)                  $        49,332     $          7,864     $         79,596     $             (934)
                                  =================    =================    =================    ===================



See accompanying notes to financial statements.
---------------------------------------------------------------

ENEX OIL AND GAS INCOME PROGRAM IV SERIES 5, L.P.
STATEMENTS OF CASH FLOWS
------------------------------------------------------------------------------------------------------

(UNAUDITED)
                                                               NINE MONTHS ENDED
                                                          --------------------------------------------

                                                             September 30,            September 30,
                                                                  1996                    1995
                                                          -------------------      -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                         $           79,596         $           (934)
                                                          -------------------      -------------------

Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
  Depreciation and depletion                                          62,108                   86,248
(Increase) decrease in:
  Accounts receivable - oil & gas sales                              (12,656)                   9,476
  Other current assets                                               (17,989)                  (1,655)
(Decrease) in:
   Accounts payable                                                   (2,781)                 (10,810)
   Payable to affiliated partnership                                       -                     (116)
   Payable to general partner                                        (16,732)                 (43,572)
                                                          -------------------      -------------------

Total adjustments                                                     11,950                   39,571
                                                          -------------------      -------------------

Net cash provided by operating activities                             91,546                   38,637
                                                          -------------------      -------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Property (additions) credits - development costs                 (19,992)                   1,581
                                                          -------------------      -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                                                (50,977)                 (28,338)
                                                          -------------------      -------------------

NET INCREASE IN CASH                                                  20,577                   11,880

CASH AT BEGINNING OF YEAR                                             21,685                    3,812
                                                          -------------------      -------------------

CASH AT END OF PERIOD                                     $           42,262        $          15,692
                                                          ===================      ===================



See accompanying notes to financial statements.
------------------------------------------------------------------------------

ENEX OIL & GAS INCOME PROGRAM IV - SERIES 5, L.P.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

1. The interim financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods.

2. A cash distribution was made to the limited partners of the Company in the amount of $22,935, representing net revenues from the sale of oil and gas produced from properties owned by the Company. This distribution was made on July 31, 1996.

3. On August 9, 1996, the Company's General Partner submitted preliminary proxy material to the Securities Exchange Commission with respect to a proposed consolidation of the Company with 33 other managed limited partnerships. On November 13, 1996, the Company submitted amended preliminary proxy material to the SEC with respect to this consolidation The terms and conditions of the proposed consolidation are set forth in such preliminary proxy material.

Item 2.  Management's Discussion and Analysis or Plan of Operation.


Third Quarter 1995 Compared to Third Quarter 1996

Oil, gas and gas plant sales for the third quarter increased to $116,452 in 1996 from $75,993 in 1995. This represents an increase of $40,459 (53%). Oil sales increased by $20,809 or 54%. A 58% increase in the average oil sales price increased sales by $21,781. This increase was partially offset by a 3% decrease in oil production. Gas sales increased by $19,650 (52%). An 8% increase in gas production increased sales by $3,250. A 40% increase in the average gas sales price increased sales by an additional $16,400. The decrease in oil production was primarily due to natural production declines. The increase in gas production was due to increased production from the Speary acquisition on which a compressor had been reworked. The higher average oil and gas sales prices were primarily the result of increased production from the Speary acquisition, which has a relatively higher sales price, coupled with higher prices in the overall market for the sale of oil and gas.

Lease operating expenses decreased to $30,811 in the third quarter of 1996 from $31,220 in the third quarter of 1995. The decrease of $409 (1%) is primarily due to the changes in production, noted above.

Depreciation and depletion expense decreased to $23,770 in the third quarter of 1996 from $26,492 in the third quarter of 1995. This represents a decrease of $2,722 (10%). A 13% decrease in the depletion rate reduced depreciation and depletion expense by $3,587. This decrease was partially offset by the changes in production, noted above. The rate decrease is primarily due to an upward revision of oil and gas reserves during December 1995.

General and administrative expenses decreased to $3,607 in the third quarter of 1996 from $4,684 in the third quarter of 1995. This decrease of $1,077 (23%) is primarily due to less staff time being required to manage the Company's operations.


First Nine Months in 1995 Compared to First Nine Months in 1996

Oil, gas and gas plant sales for the first nine months increased to $278,477 in 1996 from $236,794 in 1995. This represents a increase of $41,683 (18%). Oil sales increased by $5,536 or 5%. An 18% increase in the average oil sales price increased sales by $18,953. This increase was partially offset by an 11% decrease in oil production. Gas sales increased by $48,390 (46%). A 3% increase in gas production increased sales by $3,393. A 41% increase in the average gas sales price increased sales by an additional $44,815. Sales of plant products decreased by $12,243 or 95%. A 97% decrease in the production of plant products reduced sales by $12,592. This decrease was partially offset by a 99% increase in the average plant product sales price. The decrease in oil production was primarily due to natural production declines. The increase in gas production was primarily due to increased production from the Speary acquisition on which a compressor was reworked. The lower production of plant products was due to the recognition of back revenues from the Kalkaska gas plant in the second quarter of 1995. The higher average plant product sales price was primarily due to recognition of back revenues from the Kalkaska gas plant in the second quarter of 1995, which had a relatively lower sales price. The increase in the average oil sales price corresponds with higher prices in the overall market for the sale of oil. The higher average gas sales price was primarily the result of increased production from the Speary acquisition, which has a relatively higher gas sales price, coupled with higher prices in the overall gas sales market.

Lease operating expenses decreased to $100,349 in the first nine months of 1996 from $120,467 in the first nine months of 1995. The decrease of $20,118 (17%) is primarily due to the changes in production, noted above, coupled with workover costs incurred on the Speary acquisition in 1995.

Depreciation and depletion expense decreased to $62,108 in the first nine months of 1996 from $86,248 in the first nine months of 1995. This represents a decrease of $24,140 (28%). The changes in production, noted above, reduced depreciation and depletion expense by $14,455. A 13% decrease in the depletion rate reduced depreciation and depletion by an additional $9,685. The rate decrease is due to an upward revision of oil and gas reserves during December 1995.

General and administrative expenses increased to $14,186 in the first nine months of 1996 from $14,095 in the first nine months of 1995. This increase of $91 is primarily due to more staff time being required to manage the Company's operations.

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

On August 9, 1996, the Company's General Partner submitted preliminary proxy material to the Securities Exchange Commission with respect to a proposed consolidation of the Company with 33 other managed limited partnerships. On November 13, 1996, the Company submitted amended preliminary proxy material to the SEC with respect to this consolidation The terms and conditions of the proposed consolidation are set forth in such preliminary proxy material.

As of September 30, 1996, the Company had no material commitments for capital expenditures. The Company does not intend to engage in any significant developmental drilling activity.

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

                   (b) The Company filed no reports on Form 8-K during the quarter ended September 30, 1996.

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


                                             ENEX OIL & GAS INCOME
                                         PROGRAM IV - SERIES 5, L.P.
                                                 (Registrant)



                                         By:ENEX RESOURCES CORPORATION
                                                General Partner



                                         By: /s/ R. E. Densford
                                                 R. E. Densford
                                           Vice President, Secretary
                                         Treasurer and Chief Financial
                                                    Officer




November 13, 1996                        By: /s/ James A. Klein
                                            -------------------
                                                  James A. Klein
                                              Controller and Chief
                                               Accounting Officer