Form 10KSB/A
period 1995-12-31
ENEX OIL & GAS INCOME PROGRAM IV SERIES 5 LP
filed 1997-01-08
CIK 861063

--------------------------------------------------------------------


--------------------------------------------------------------------


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-KSB/A
                                  AMENDMENT III


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

                      Documents Incorporated By Reference:

                                      None

-------------------------------------------------------------------------------

-------------------------------------------------------------------------------

                                     PART II


Item 5.      Market for Common Equity and Related Security Holder Matters



Market Information

             There is no established public trading market for the Company's outstanding limited partnership interests.



Number of Equity Security Holders

                                             Number of Record Holders
               Title of Class                  (as of March 1, 1996)

              -----------------           --------------------------------


          General Partner's Interests                    1

          Limited Partnership Interests                 825



Dividends

          The Company made cash distributions to partners of $7 and $14 per $500 investment in 1995 and 1994, respectively. The payment of future distributions will depend on the Company's earnings, financial condition, working capital requirements and other factors, although it is anticipated that regular quarterly distributions will continue through 1996.

Item 6.     Management's Discussion and Analysis or Plans of Operation


Results of Operations

            This discussion should be read in conjunction with the financial statements of the Company and the notes thereto included in this Form 10-KSB.

            Oil and gas sales in 1995 were $315,919 as compared with $386,691 in 1994. This represents a decrease of $70,772 or 18%. Oil revenues decreased by $8,517 or 5%. A 15% decrease in oil production reduced sales by $24,394. This decrease was partially offset by a 12% increase in the average oil sales price. Gas sales decreased by $71,493 or 32%. A 21% decrease in gas production reduced sales by $47,729. A 13% decrease in the average gas sales price reduced sales by an additional $23,764. Plant product sales increased by $9,238 or 235%. A 223% increase in the production of plant products increased sales by $8,766. A 4% increase in the average plant products sales price increased sales by an additional $472. The decrease in oil and gas production was primarily the result of natural production declines, which were especially pronounced on the Speary acquisition. The increase in the production of plant products was due to the receipt of revenues attributable to prior years from the Kalkaska gas plant. The changes in average prices correspond with changes in the overall market for the sale of oil, gas and plant products.

            Lease operating expenses decreased to $157,813 in 1995 from $168,465 in 1994. The decrease of $10,652 or 6% was primarily due to the changes in production, noted above.

            Depreciation and depletion expense decreased to $81,963 in 1995 from $132,624 in 1994. This represents a decrease of $50,661 or 38%. The changes in production, noted above, decreased depreciation and depletion expense by $15,153. A 30% decrease in the depletion rate reduced depreciation and depletion expense by an additional $35,508. The rate decrease was primarily due to an upward revision of the oil and gas reserves during 1995.

            General and administrative expenses decreased to $24,567 in 1995 from $30,304 in 1994. This decrease of $5,737 or 19% is primarily due to less staff time being required to manage the Company's operations in 1995, coupled with a $2,451 decrease in direct general and administrative expenses incurred by the Company as a result of lower audit and tax preparation fees.

Capital Resources and Liquidity


            The Company's cash flow from operations is a direct result of the amount of net proceeds realized from the sale of oil and gas production. Accordingly, the changes in cash flow from 1994 to 1995 are primarily due to the changes in oil and gas sales described above. It is the general partner's intention to distribute all of the Company's available net cash flow provided by operating, financing and investing activities to the Company's partners.


            The Company will continue to recover its reserves and distribute to the partners the net proceeds realized from the sale of oil and gas production after payment of debt obligations. The Company plans to repay the amount owed to the general partner from such proceeds over a two year period. Distributions decreased from 1994 to 1995 due to the lower revenues received in 1995, as noted above. Distribution amounts are subject to change if net revenues are greater or less than expected. Nonetheless, the general partner believes the Company will continue to have sufficient cash flow to fund operations and to maintain a regular pattern of distributions.

            At December 31, 1995, the Company had no material commitments for capital expenditures. The Company does not intend to engage in any significant developmental drilling activity.

Item 7.      Financial Statements and Supplementary Data



INDEPENDENT AUDITORS' REPORT



The Partners
Enex Oil & Gas Income
  Program IV - Series 5, L.P.


We have audited the accompanying balance sheet of Enex Oil & Gas Income Program IV - Series 5, L.P. (a New Jersey limited partnership) as of December 31, 1995 and the related statements of operations, changes in partners' capital, and cash flows for each of the two years in the period ended December 31, 1995. These financial statements are the responsibility of the general partner of Enex Oil & Gas Income Program IV - Series 5, L.P. Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of Enex Oil & Gas Income Program IV - Series 5, L.P. at December 31, 1995 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.


DELOITTE & TOUCHE  LLP




Houston, Texas
March 18, 1996

ENEX OIL & GAS INCOME PROGRAM IV - SERIES 5, L.P.

BALANCE SHEET, DECEMBER 31, 1995
------------------------------------------------------------------------------

ASSETS
                                                                      1995
                                                                --------------
CURRENT ASSETS:
  Cash                                                          $      21,685
  Accounts receivable - oil & gas sales                                51,558
  Other current assets                                                  2,792
                                                                --------------

Total current assets                                                   76,035
                                                                --------------

OIL & GAS PROPERTIES
  (Successful efforts accounting method) - Proved
   mineral interests and related equipment & facilities             2,205,847
  Less  accumulated depreciation and depletion                      1,914,024
                                                                --------------

Property, net                                                         291,823
                                                                --------------

TOTAL                                                           $     367,858
                                                                ==============

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                                             $      45,146
   Payable to general partner                                          21,333
                                                                --------------

Total current liabilities                                              66,479
                                                                --------------

PARTNERS' CAPITAL (DEFICIT):
   Limited partners                                                   275,592
   General partner                                                     25,787
                                                                --------------

Total partners' capital                                               301,379
                                                                --------------

TOTAL                                                           $     367,858
                                                                ==============


Number of $500 Limited Partner units outstanding                        4,561



See accompanying notes to financial statements.
------------------------------------------------------------------------------

ENEX OIL & GAS INCOME PROGRAM IV - SERIES 5, L.P.


NOTES TO FINANCIAL STATEMENTS
FOR THE TWO YEARS ENDED DECEMBER 31, 1995
------------------------------------------------------------------------------




1.           PARTNERSHIP ORGANIZATION

             Enex Oil & Gas Income Program IV - Series 5, L.P. (the "Company"), a New Jersey limited partnership, commenced operations on November 9, 1989 for the purpose of acquiring proved oil and gas properties. Total limited partner contributions were $2,280,449, of which $22,805 was contributed by Enex Resources Corporation ("Enex"), the general partner.

             In accordance with the partnership agreement, the Company paid commissions of $219,208 for solicited subscriptions to Enex Securities Corporation, a subsidiary of Enex, and reimbursed Enex for organization expenses of approximately $68,000.

             Information relating to the allocation of costs and revenues between Enex, as general partner, and the limited partners is as follows:
                                                                  Limited
                                                          Enex    Partners

             Commissions and selling expenses                       100%
             Company reimbursement of organization
               expense                                              100%
             Company property acquisition                           100%
             General and administrative costs              10%       90%
             Costs of drilling and completing
               development wells                           10%       90%
             Revenues from temporary investment of
               partnership capital                                  100%
             Revenues from producing properties            10%       90%
             Operating costs (including general and
               administrative costs associated with
               operating producing properties)             10%       90%

             At the point in time when the cash distributions to the limited partners equal their subscriptions ("payout"), the costs of drilling and completing development wells, revenues from producing properties, general and administrative costs and operating costs will be allocated 15% to the general partner and 85% to the limited partners.

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

             Oil and Gas Properties - The Company uses the successful efforts method of accounting for its oil and gas operations. Under this method, the costs of all development wells are capitalized. Capitalized costs are amortized on the units-of-production method based on estimated total proved reserves. The acquisition costs of improved oil and gas properties are capitalized and periodically assessed for impairment.

             The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long Lived Assets and for Long-Lived Assets to Be Disposed Of." This statement requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

             The Company has not determined the effect, if any, on its financial position or results of operations which may result from the adoption of this statement in the first quarter of 1996.


             The Company's operating interests in oil and gas properties are recorded using the pro rata consolidation method pursuant to Interpretation 2 of Accounting Principles Board Opinion 18.


             Cash Flows - The Company has presented its cash flows using the indirect method and considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

             General and Administrative Expenses - The Company reimburses the General Partner for direct costs and administrative costs incurred on its behalf. Administrative costs allocated to the Company are computed on a cost basis in accordance with standard industry practices by allocating the time spent by the General Partner's personnel among all projects and by allocating rent and other overhead on the basis of the relative direct time charges.

             Uses of Estimates - The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contigent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from these estimates.

3.           FEDERAL INCOME TAXES

             General - The Company is not a taxable entity for federal income tax purposes. Such taxes are liabilities of the individual partners and the amounts thereof will vary depending on the individual situation of each partner. Accordingly, there is no provision for income taxes in the accompanying financial statements.

4.           PAYABLE TO GENERAL PARTNER

             The payable to general partner primarily consists of general and administrative expenses allocated to the Company by Enex during the Company's start-up phase and for its ongoing operations. The Company plans to repay the amount owed to the general partner over a two year period.

5.           REPURCHASE OF LIMITED PARTNER INTERESTS

             In accordance with the partnership agreement, the general partner is required to purchase limited partner interests (at the option of the limited partners) at annual intervals beginning after the second year following the formation of the Company. The purchase price, as specified in the partnership agreement, is based primarily on reserve reports prepared by independent petroleum engineers as reduced by a specified risk factor.

6.           SIGNIFICANT PURCHASERS

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

7.           NOTE PAYABLE TO GENERAL PARTNER

             On October 5, 1993, in order to finance workover charges, the Company borrowed $46,000 from the general partner at prime plus three-fourths of one percent. On November 1, 1993, the Company borrowed an additional $31,000. In 1994, the Company completely repaid the loan. The weighted average principal outstanding in 1994 of $13,114 bore interest at an average rate of 7.60%.

8.           PROPERTY TRANSACTIONS

             Effective October 1, 1994, the Company acquired additional working and royalty interests in the Concord acquisition for $1,361 from an affiliated partnership. The purchase price represents the fair market value as determined from the receipt of bids solicited from independent third party companies.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure


             Not Applicable

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

                                    ENEX OIL AND GAS INCOME PROGRAM IV -
                                          SERIES 5, L.P.

                                      By:    ENEX RESOURCES CORPORATION
                                             the General Partner




December 23, 1996                       By:     /s/   G. B. Eckley
                                              -------------------
                                                      G. B. Eckley, President


                  In accordance with the Exchange Act, this report has been signed below on December 23, 1996, by the following persons in the capacities indicated.


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