Form 10QSB/A
period 1996-09-30
ENEX OIL & GAS INCOME PROGRAM IV SERIES 5 LP
filed 1997-01-08
CIK 861063

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
                                  =================    =================    =================    ===================



See accompanying notes to financial statements.
---------------------------------------------------------------

ENEX OIL & GAS INCOME PROGRAM IV - SERIES 5, L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
FOR THE TWO YEARS ENDED DECEMBER 31, 1995
AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996
------------------------------------------------------------------------------
                                                                                    PER $500
                                                                                    LIMITED
                                                                                    PARTNER
                                                 GENERAL           LIMITED          UNIT OUT-
                                  TOTAL          PARTNER          PARTNERS          STANDING
                               --------------   -------------    --------------     --------

BALANCE, JANUARY 1, 1994       $     368,428    $      9,893      $    358,535      $    79

CASH DISTRIBUTIONS                  (79,971)          (7,096)         (63,875)         (14)

NET INCOME (LOSS)                    11,614           15,564            (3,950)          (1)
                               --------------   -------------    --------------     --------

BALANCE, DECEMBER 31, 1994           309,071          18,361           290,710           64

CASH DISTRIBUTIONS                   (36,193)         (3,621)          (32,572)          (7)

NET INCOME                            28,501          11,047            17,454           (4)
                               --------------   -------------    --------------     --------

BALANCE, DECEMBER 31, 1995     $     301,379    $     25,787       $   275,592      $    61

CASH DISTRIBUTIONS                   (50,977)         (6,396)          (44,581)         (10)

NET INCOME                            79,596)         14,171            65,425           14
                               --------------   -------------    --------------     --------

BALANCE, SEPTEMBER 30, 1996    $     329,998    $     33,562       $   296,436 (1)  $    65
                               ==============   =============    ==============     ========

(1)  Includes 420 units purchased by the general partner as a limited partner.



See accompanying notes to financial statements.
------------------------------------------------------------------------------
                                       I-3

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

3. On August 9, 1996, the Company's General Partner submitted preliminary proxy material to the Securities Exchange Commission with respect to a proposed consolidation of the Company with 33 other managed limited partnerships. On November 13, 1996, the Company submitted amended preliminary proxy material to the SEC with respect to this consolidation. The terms and conditions of the proposed consolidation are set forth in such preliminary proxy material.


4. The Financial Accounting Standards Board has issued Statement of Financial Accounting Standard ("SFAS") No. 121, "Accounting for the Impairment of
     Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which requires certain assets to be reviewed for impairment whenever events or circumstances indicate the carrying amount may not be recoverable. Prior to this pronouncement, the Company assessed properties on an aggregate basis. Upon adoption of SFAS 121, the Company began assessing properties on an individual basis, wherein total capitalized costs may not exceed the property's fair market value. The fair market value of each property was determined by H. J. Gruy and Associates, ("Gruy"). To determine the fair market value, Gruy estimated each property's oil and gas reserves, applied certain assumptions regarding price and cost escalations, applied a 10% discount factor for time and certain discount factors for risk, location, type of ownership interest, category of reserves, operational characteristics, and other factors.

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

Lease operating expenses decreased to $100,349 in the first nine months of 1996 from $120,467 in the first nine months of 1995. The decrease of $20,118 (17%) is primarily due to the changes in production, coupled with workover costs incurred on the Speary acquisition in 1995.

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

CAPITAL RESOURCES AND LIQUIDITY


The Company's cash flow from operations is a direct result of the amount of net proceeds realized from the sale of oil and gas production. Accordingly, the changes in cash flow from 1995 to 1996 are primarily due to the changes in oil and gas sales described above. It is the general partner's intention to distribute substantially all of the Company's available cash flow to the Company's partners. The Company's "available cash flow" is essentially equal to the net amount of cash provided by operating, financing and investing activities.


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

On August 9, 1996, the Company's General Partner submitted preliminary proxy material to the Securities Exchange Commission with respect to a proposed consolidation of the Company with 33 other managed limited partnerships. On November 13, 1996, the Company submitted amended preliminary proxy material to the SEC with respect to this consolidation. The terms and conditions of the proposed consolidation are set forth in such preliminary proxy material.

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


                                             ENEX OIL & GAS INCOME
                                         PROGRAM IV - SERIES 5, L.P.
                                                 (Registrant)



                                         By:ENEX RESOURCES CORPORATION
                                                General Partner



                                         By: /s/ R. E. Densford
                                                 R. E. Densford
                                           Vice President, Secretary
                                         Treasurer and Chief Financial
                                                    Officer




December 23, 1996                        By: /s/ James A. Klein
                                            -------------------
                                                 James A. Klein
                                              Controller and Chief
                                               Accounting Officer