Form 10KSB/A
period 1995-12-31
ENEX OIL & GAS INCOME PROGRAM IV SERIES 5 LP
filed 1997-02-03
CIK 861063

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



See accompanying notes to financial statements.
------------------------------------------------------------------------------

ENEX OIL & GAS INCOME PROGRAM IV - SERIES 5, L.P.

STATEMENTS OF OPERATIONS
FOR THE TWO YEARS ENDED DECEMBER 31, 1995
--------------------------------------------------------------------------


                                                 1995                  1994
                                         -------------------    -------------------

REVENUES:
  Oil and gas sales                      $          315,919       $        386,691
                                         -------------------    -------------------

EXPENSES:
  Depreciation and depletion                         81,963                144,026
  Lease operating expenses                          157,813                168,465
  Production taxes                                   23,075                 31,285
  General and administrative:
    Allocated from general partner                   18,300                 21,586
    Direct expense                                    6,267                  8,718
                                         -------------------    -------------------

Total expenses                                      287,418                374,080
                                         -------------------    -------------------

INCOME FROM OPERATIONS                               28,501                 12,611
                                         -------------------    -------------------

OTHER EXPENSE:
  Interest expense                                        -                   (997)
                                         -------------------    -------------------

NET INCOME                               $           28,501      $          11,614
                                         ===================    ===================


See accompanying notes to financial statements
-------------------------------------------------------------------------
                                      II-5

ENEX OIL & GAS INCOME PROGRAM IV - SERIES 5, L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
FOR THE TWO YEARS ENDED DECEMBER 31, 1995
---------------------------------------------------------------------------

                                                                                           PER $500
                                                                                           LIMITED
                                                                                           PARTNER
                                                 GENERAL              LIMITED             UNIT OUT-
                             TOTAL               PARTNER              PARTNERS             STANDING
                            ------------    -----------------    -----------------    -----------------

BALANCE, JANUARY 1, 1994    $   368,428       $        9,893     $        358,535     $             79

CASH DISTRIBUTIONS              (70,971)              (7,096)             (63,875)                 (14)

NET INCOME (LOSS)                11,614               15,564               (3,950)                  (1)
                            ------------    -----------------    -----------------    -----------------

BALANCE, DECEMBER 31, 1994      309,071               18,361              290,710                   64

CASH DISTRIBUTIONS              (36,193)              (3,621)             (32,572)                  (7)

NET INCOME                       28,501               11,047               17,454                    4
                            ------------    -----------------    -----------------    -----------------

BALANCE, DECEMBER 31, 1995   $  301,379       $       25,787     $        275,592 (1) $             61
                            ============    =================    =================    =================



(1)  Includes 420 units purchased by the general partner as a limited partner.





See accompanying notes to financial statements.
-----------------------------------------------------------------------------

ENEX OIL AND GAS INCOME PROGRAM IV SERIES 5, L.P.

STATEMENTS OF CASH FLOWS
FOR THE TWO YEARS ENDED DECEMBER 31, 1995
-----------------------------------------------------------------

                                                               1995                    1994
                                                       -------------------      -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                             $           28,501          $        11,614
                                                       -------------------      -------------------

Adjustments to reconcile net income to net cash
   provided by operating activities
  Depreciation, depletion and amortization                         81,963                  144,026
(Increase) decrease in:
  Accounts receivable - oil & gas sales                               575                    7,739
  Other current assets                                             (1,935)                    (653)
Increase (decrease) in:
   Accounts payable                                                (2,277)                  24,613
   Payable to affiliated limited partner                             (116)                     116
   Payable to general partner                                     (52,122)                 (45,560)
                                                       -------------------      -------------------

Total adjustments                                                  26,088                  130,281
                                                       -------------------      -------------------

Net cash provided by operating activities                          54,589                  141,895
                                                       -------------------      -------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Property additions - development costs                           (523)                 (23,353)
    Acquisition of proved oil & gas properties                          -                   (1,361)
                                                       -------------------      -------------------

Net cash used by investing activities                                (523)                 (24,714)
                                                       -------------------      -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   (Decrease) in note payable to general partner                        -                  (51,212)
   Cash distributions                                             (36,193)                 (70,971)
                                                       -------------------      -------------------

Net cash used by financing activities                             (36,193)                (122,183)
                                                       -------------------      -------------------

NET INCREASE (DECREASE) IN CASH                                    17,873                   (5,002)

CASH AT BEGINNING OF YEAR                                           3,812                    8,814
                                                       -------------------      -------------------

CASH AT END OF YEAR                                    $           21,685         $          3,812
                                                       ===================      ===================

Cash paid for interest during the year                 $                -         $            997
                                                       ===================      ===================




See accompanying notes to financial statements.
----------------------------------------------------------------------

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

Set forth below is a reconciliation of net income as reflected in the accompanying financial statements and net income (loss) for federal income tax purposes for the year ended December 31, 1995:

                                                                                   Allocable to                 Per $500 Limited
                                                                    -------------------------------------
                                                                          General            Limited              Partner Unit
                                                      TOTAL               Partner           Partners              Outstanding
                                               ------------------   ------------------  -----------------    ----------------------
Net income as reflected in the
     accompanying financial statements         $          28,501    $          11,047      $      17,454           $             4
Reconciling items:
  Intangible drilling costs
     capitalized for financial
     reporting purposes which
     were charged-off for federal
     income tax purposes                                  (2,246)                (225)            (2,021)                        -
  Difference in depreciation,
     depletion and amortization
     computed for federal income
     tax purposes and the amount
     computed for financial
     reporting purposes                                 (112,973)                   -           (112,973)                      (25)
                                               ------------------   ------------------  -----------------    ----------------------

Net income (loss) for federal
   income tax purposes                         $         (86,718)   $          10,822     $      (97,540)          $           (21)
                                               ==================   ==================  =================    ======================

Net income (loss) for federal income tax purposes is a summation of ordinary income (loss), portfolio income (loss), cost depletion and intangible drilling costs as presented in the Company's federal income tax return.

Set forth below is a reconciliation between partners' capital as reflected in the accompanying financial statements and partners' capital for federal income tax purposes as of December 31, 1995:

                                                                                   Allocable to                 Per $500 Limited
                                                                    -------------------------------------
                                                                          General            Limited              Partner Unit
                                                      TOTAL               Partner           Partners              Outstanding
                                               ------------------   ------------------  -----------------    ----------------------
Partners' capital as reflected in the
     accompanying financial statements         $         301,379    $          25,787    $       275,592          $             61
Reconciling items:
  Intangible drilling costs
     capitalized for financial
     reporting purposes which
     were charged-off for federal
     income tax purposes                                 (95,777)              (9,618)           (86,159)                      (20)
  Difference in accumulated
     depreciation, depletion and
     amortization for financial
     reporting and federal income
     tax purposes                                        148,412                    -            148,412                        33
  Commissions and syndication
     fees capitalized for federal
     income tax purposes                                 219,208                    -            219,208                        48
                                               ------------------   ------------------  -----------------    ----------------------

Partners' capital for federal
     income tax purposes                       $         573,222    $          16,169      $     557,053        $              122
                                               ==================   ==================  =================    ======================

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

ENEX OIL & GAS INCOME PROGRAM IV - SERIES 5, L.P.

SUPPLEMENTARY OIL AND GAS INFORMATION
FOR THE TWO YEARS ENDED DECEMBER 31, 1995
---------------------------------------------------------------------------

Proved Oil and Gas Reserve Quantities (Unaudited)

The following presents an estimate of the Company's proved oil and gas reserve quantities and changes therein for each of the two years in the period ended December 31, 1995. Oil reserves are stated in barrels ("BBLS") and natural gas in thousand cubic feet ("MCF"). The amounts per $500 limited partner unit do not include a potential 5% reduction after payout. All of the Company's reserves are located within the United States.

                                                                    Per $500                                   Per $500
                                                                     Limited            Natural                Limited
                                                      Oil           Partner Unit           Gas              Partner Unit
                                                     (BBLS)          Outstanding          (MCF)              Outstanding
                                               ----------------- ------------------ ------------------ ------------------

PROVED DEVELOPED AND
    UNDEVELOPED RESERVES:
January 1, 1994                                            35,310                     7              183,808                   36

    Revisions of previous estimates                           801                     -               97,415                   20
    Purchases of minerals in place                            153                     -                  212                    -
    Production                                            (10,003)                   (2)             (75,058)                 (15)
                                                 -----------------    ------------------   ------------------   ------------------

December 31, 1994                                          26,261                     5              206,377                   41

    Revisions of previous estimates                        10,420                     2               78,784                   16
    Production                                            (10,095)                   (2)             (59,073)                 (12)
                                                 -----------------    ------------------   ------------------   ------------------

December 31, 1995                                          26,586                     5              226,088                   45
                                                 =================    ==================   ==================   ==================


PROVED DEVELOPED RESERVES:

  January 1, 1994                                          35,310                     7              183,808                   36
                                                 =================    ==================   ==================   ==================

  December 31, 1994                                        26,261                     5              206,377                   41
                                                 =================    ==================   ==================   ==================

  December 31, 1995                                        26,586                     5              226,088                   45
                                                 =================    ==================   ==================   ==================

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

              R. E. Densford


     /s/      James A. Klein            Controller and Chief Accounting Officer

             -----------------

              James A. Klein

                                   /s/ Robert D. Carl, III

                                   --------------------------

                                       Robert D. Carl, III       Director



                                   /s/ Martin J. Freedman

                                   --------------------------

                                       Martin J. Freedman        Director


                                   /s/ William C. Hooper, Jr.

                                   --------------------------

                                       William C. Hooper, Jr.    Director


                                   /s/ Tom Shorney

                                   --------------------------

                                       Tom Shorney               Director


                                   /s/ Stuart Strasner

                                   --------------------------

                                       Stuart Strasner           Director